Form 10-K
period 2006-06-30
National Collegiate Student Loan Trust 2005-3
filed 2006-09-28
CIK 1338373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

or

[ ]	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                Commission File Number: 333-118894-04

THE NATIONAL COLLEGIATE STUDENT LOAN TRUST 2005-3

(Exact name of registrant as specified in its charter)

THE NATIONAL COLLEGIATE FUNDING LLC

(Exact name of depositor and sponsor as specified in its charter)

DELAWARE	06-6547339
(Registrant’s State or Other Jurisdiction of Incorporation)	(Registrant’s I.R.S. Employer Identification No.)

800 Boylston Street, 34th Floor, Boston, MA	02199-8157
(Registrant’s Address of Principal Executive Offices)	(Registrant’s Zip Code)

Registrant’s telephone number, including area code, is (800) 895-4283

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X   No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ____ No     X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s class of common stock, as of the latest practicable date.

Not applicable.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

This Annual Report on Form 10-K (the “Report”) is filed with respect to The National Collegiate Student Loan Trust 2005-3 (the “Trust”). Certain information requested by this Report is omitted pursuant to the request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Finance, dated November 25, 1996, relating to Nellie Mae Education Funding, LLC, and the response of the SEC, dated December 20, 1996, to the no-action request (collectively, the “No-Action Request”).

PART I

Item 1. Business.

Omitted pursuant to the No-Action Request.

Item 2. Properties.

The property of the Trust consists solely of a pool of private student loans that are not reinsured by the Department of Education or any other governmental agency, all collections and other payments in respect thereof and funds on deposit in certain trust accounts. For more information regarding the property of the Trust, see the Servicer Compliance Statement provided by the Pennsylvania Higher Education Assistance Agency (the “Servicer”) as servicer of the trust student loans under the Alternative Servicing Agreement dated as of October 16, 2001, as amended, between the Servicer and The First Marblehead Corporation, and assigned to the Trust by the Servicer Consent Letter, dated October 12, 2005 which is attached hereto as Exhibit 99.1.

Item 3. Legal Proceedings.

The Registrant knows of no material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Each class of Securities is represented by one or more notes or certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. To the knowledge of the Registrant, there is no established public trading market for the Securities.

Item 6. Selected Financial Data.

Omitted pursuant to the No-Action Request.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operation.

Omitted pursuant to the No-Action Request.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Omitted pursuant to the No-Action Request.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Omitted pursuant to the No-Action Request.

Item 11. Executive Compensation.

Omitted pursuant to the No-Action Request.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Each class of securities below is represented by one or more notes or certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company (“DTC”). Cede & Co. is the sole holder of record of the securities, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at June 30, 2006. Such direct participants may hold securities for their own accounts or for the accounts of their customers. At June 30, 2006, the following direct DTC participants held positions in the securities representing interests in the Trust equal to or exceeding 5% of the total principal amount (or in the case of the class A-IO-1 or A-IO-2 securities equal to or exceeding 5% of the total notional amount) of each class of securities on that date:

Class	Participant	Quantity		Percentage
A-1 Notes	BGI/IBT Co. Mellon Trust of New England, National Association State Street Bank and Trust Company UBS AG	$ $ $ $	45,000,000 20,000,000 83,375,000 60,000,000	21.09 9.37 39.07 28.12	% % % %
A-2 Notes	JPMorgan Chase Bank Correspondence Clearing Services 2 JPMorgan Chase Bank, National Association Mellon Trust of New England, National Association State Street Bank and Trust Company UBS AG	$ $ $ $ $	100,000,000 38,000,000 85,000,000 70,110,000 100,000,000	24.09 9.15 20.48 16.89 24.09	% % % % %
A-3 Notes	The Bank of New York Barclay’s Capital, Inc./Fixed Income Brown Brothers Harriman & Co. Citigroup Global Markets, Inc./Salomon Brothers JPMorgan Chase Bank, National Association	$ $ $ $ $	49,434,000 35,000,000 53,000,000 20,000,000 125,000,000	16.35 11.57 17.52 6.61 41.33	% % % % %
A-4 Notes	The Bank of New York The Bank of New York/DBAG London Global Markets Brown Brothers Harriman & Co.	$ $ $	9,008,000 75,000,000 45,000,000	6.57 54.74 32.84	% % %
A-5-1 Certificates	The Bank of New York JPMorgan Chase Bank, National Association State Street Bank and Trust Company	$ $ $	290,948,000 50,000,000 100,000,000	65.98 11.34 22.68	% % %
A-5-2 Certificates	Deutsche Bank Securities Inc.		$265,000	100%
A-IO-1	The Bank of New York		$440,948,000	100%
A-IO-2	Deutsche Bank Securities Inc.		$265,000	100%
B	JPMorgan Chase Bank/Greenwich Capital JPMorgan Chase Bank, National Association State Street Bank and Trust Company	$ $ $	15,000,000 17,000,000 51,000,000	18.07 20.48 61.45	% % %
C	No Position in Security		$84,000,000

Item 13. Certain Relationships and Related Transactions.

Nothing to report.

Item 14. Principal Accounting Fees and Services.

Omitted.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Repots on Form 8-K.

(a) List of Documents Filed as Part of this Annual Report on Form 10-K

EXHIBIT	DESCRIPTION
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1	Statement of Compliance of Pennsylvania Higher Education Assistance Agency under the Alternative Servicing Agreement for the year ended June 30, 2006.
99.2	Report of Independent Accountants concerning servicing activities of Pennsylvania Higher Education Assistance Agency for the year ended June 30, 2006.
99.3	Management's Assertion of Pennsylvania Higher Education Assistance Agency concerning compliance with Minimum Servicing Standards for the year ended June 30, 2006.

(b) The following Current Reports on Form 8-K were filed by the Registrant during the fiscal year ending June 30, 2006 and through the date hereof:

October 3, 2005
October 6, 2005
October 7, 2005
October 11, 2005
October 27, 2005
December 27, 2005
January 25, 2006
March 7, 2006
March 29, 2006
April 25, 2006
May 26, 2006
June 26, 2006
August 8, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NATIONAL COLLEGIATE STUDENT LOAN TRUST 2005-3
(Registrant)

By: The National Collegiate Funding LLC, as depositor

By:	/s/ John A. Hupalo
Name:	John A. Hupalo
Title:	Vice President

Dated:	September 15, 2006

EXHIBIT INDEX

Exhibit Number	Sequentially Numbered Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1	Statement of Compliance of Pennsylvania Higher Education Assistance Agency under the Alternative Servicing Agreement for the year ended June 30, 2006.
99.2	Report of Independent Accountants concerning servicing activities of Pennsylvania Higher Education Assistance Agency for the year ended June 30, 2006.
99.3	Management's Assertion of Pennsylvania Higher Education Assistance Agency concerning compliance with Minimum Servicing Standards for the year ended June 30, 2006.